Form 10-K
period 2025-12-31
Benchmark 2024-V7 Mortgage Trust
filed 2026-03-31
CIK 2016841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

4.  The Columbus Business Park mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Columbus Business Park mortgage loan and each of the related companion loan(s) are serviced pursuant to Benchmark 2024-V9 PSA (as defined in Item 15 below).

5.  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Berkadia Commercial Mortgage LLC, as servicer for the Garden State Plaza mortgage loan under the NJ 2023-GSP TSA and (ii) 3650 REIT Loan Servicing LLC, as special servicer for the Columbus Business Park mortgage loan under the Benchmark 2024-V9 PSA, are not included in this report on Form 10-K because each of Berkadia Commercial Mortgage LLC and 3650 REIT Loan Servicing LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the Benchmark 2024-V6 PSA, the BMO 2024-5C4 PSA, the NJ 2023-GSP TSA and the Benchmark 2024-V9 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

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

33.17 Pentalpha Surveillance LLC, as operating advisor for the Garden State Plaza mortgage loan under the NJ 2023-GSP TSA. (see Exhibit 33.8)

33.18 Computershare Trust Company, National Association, as custodian for the Garden State Plaza mortgage loan under the NJ 2023-GSP TSA. (see Exhibit 33.5)

33.19 Computershare Trust Company, National Association, as trustee under the NJ 2023-GSP TSA, pursuant to which the Garden State Plaza mortgage loan is serviced. (see Exhibit 33.4)

33.20 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V9 PSA, pursuant to which the Columbus Business Park mortgage loan is serviced. (see Exhibit 33.1)

33.21 Park Bridge Lender Services LLC, as operating advisor for the Columbus Business Park mortgage loan under the Benchmark 2024-V9 PSA. (see Exhibit 33.3)

33.22 Computershare Trust Company, National Association, as custodian for the Columbus Business Park mortgage loan under the Benchmark 2024-V9 PSA. (see Exhibit 33.5)

33.23 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V9 PSA, pursuant to which the Columbus Business Park mortgage loan is serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 5)

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

34.17 Pentalpha Surveillance LLC, as operating advisor for the Garden State Plaza mortgage loan under the NJ 2023-GSP TSA. (see Exhibit 34.8)

34.18 Computershare Trust Company, National Association, as custodian for the Garden State Plaza mortgage loan under the NJ 2023-GSP TSA. (see Exhibit 34.5)

34.19 Computershare Trust Company, National Association, as trustee under the NJ 2023-GSP TSA, pursuant to which the Garden State Plaza mortgage loan is serviced. (see Exhibit 34.4)

34.20 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V9 PSA, pursuant to which the Columbus Business Park mortgage loan is serviced. (see Exhibit 34.1)

34.21 Park Bridge Lender Services LLC, as operating advisor for the Columbus Business Park mortgage loan under the Benchmark 2024-V9 PSA. (see Exhibit 34.3)

34.22 Computershare Trust Company, National Association, as custodian for the Columbus Business Park mortgage loan under the Benchmark 2024-V9 PSA. (see Exhibit 34.5)

34.23 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V9 PSA, pursuant to which the Columbus Business Park mortgage loan is serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 6)

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2 K-Star Asset Management LLC, as special servicer

35.3 Computershare Trust Company, National Association, as certificate administrator

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V6 PSA, pursuant to which the Prime Storage - Hudson Valley Portfolio mortgage loan is serviced. (see Exhibit 35.1)

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C4 PSA, pursuant to which the GNL Industrial Portfolio mortgage loan and the 620 W 153rd Street mortgage loan are serviced. (see Exhibit 35.1)

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V9 PSA, pursuant to which the Columbus Business Park mortgage loan is serviced. (see Exhibit 35.1)

(99.1) Mortgage Loan Purchase Agreement, dated as of May 30, 2024, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated May 22, 2024, and filed on May 24, 2024 under Commission File No. 333-262701-06, and is incorporated by reference herein).

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

Date: March 31, 2026